Form 10-Q
period 1996-03-31
TRANSNATIONAL RE CORP
filed 1996-05-14
CIK 911628

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________



                         COMMISSION FILE NUMBER 0-22376


                          TRANSNATIONAL RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                13-3731572
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

        399 THORNALL STREET
        EDISON, NEW JERSEY                                08837
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (908) 906-8100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----

     As of May 13, 1996, 5,365,400 shares of Class A Common Stock, $.01 par value per share, and 1,535,948 shares of Class B Common Stock, $.01 par value per share, of the Registrant were outstanding.



================================================================================

                          TRANSNATIONAL RE CORPORATION

                                      INDEX





PART I.  FINANCIAL INFORMATION


        Consolidated Balance Sheets
           at March 31, 1996 and December 31, 1995                       3


        Consolidated Statements of Income and Stockholders' Equity
           for the three months ended March 31, 1996 and 1995            4


        Consolidated Statements of Cash Flow
           for the three months ended March 31, 1996 and 1995            5

        Notes to Consolidated Interim Financial Statements               6


        Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     9



PART II.  OTHER INFORMATION                                             17

TRANSNATIONAL RE CORPORATION
Consolidated Balance Sheets
(Unaudited)

                                                                                                      MARCH 31,      DECEMBER 31,
                                                                                                         1996            1995
                                                                                                     ------------    ------------

ASSETS                  Investments
                          Fixed maturities, available for sale, at fair value (amortized cost
                            $159,736,000 and $151,158,000, respectively)                             $160,450,383    $154,073,267
                          Short-term investments                                                       29,135,021      26,357,481
                                                                                                     ------------    ------------
                            Total investments                                                         189,585,404     180,430,748
                        Cash                                                                            2,509,611       1,924,121
                        Accrued investment income                                                       2,409,918       1,873,205
                        Receivables:
                          Unreported premiums: PXRE                                                     5,393,585       4,631,112
                                               Non-affiliates                                           2,406,480       4,924,574
                          Balances due from intermediaries and brokers: PXRE                            3,565,479       1,016,420
                                                                        Non-affiliates                  1,565,493       2,584,877
                        Deferred acquisition costs                                                      2,143,378       1,009,994
                        Income tax recoverable                                                                  0         904,997
                        Deferred income tax benefit                                                     1,766,324         960,069
                        Investment in equity of Cat Fund, L.P.                                          2,051,306       2,024,195
                        Other assets                                                                      944,269         156,986
                                                                                                     ------------    ------------
                          Total assets                                                               $214,341,247    $202,441,298
                                                                                                     ============    ============
LIABILITIES             Losses and loss expenses: PXRE                                               $ 10,242,281    $  8,966,592
                                                  Non-affiliates                                        8,898,378      15,833,499
                        Unearned premiums                                                              12,393,934       5,499,201
                        Contingent commissions payable                                                  4,115,993       3,396,809
                        Payable for securities                                                          5,548,999               0
                        Deferred incentive liability                                                    3,381,330       2,998,847
                        Income tax payable                                                              2,390,024               0
                        Payable to PXRE                                                                   403,589         443,469
                        Other liabilities                                                                 489,548         431,920
                                                                                                     ------------    ------------
                          Total liabilities                                                            47,864,076      37,570,337
                                                                                                     ------------    ------------
STOCKHOLDERS' EQUITY    Serial preferred stock, $.01 par value  -- 5,000,000 shares authorized; no
                          shares issued and outstanding                                                         0               0
                        Class A common stock, $.01 par value  -- 20,000,000 shares authorized;
                          5,750,000 shares issued                                                          57,500          57,500
                        Class B common stock, $.01 par value  -- 5,000,000 shares authorized;
                          1,535,948 shares issued and outstanding                                          15,359          15,359
                        Additional paid-in capital                                                    120,708,243     120,708,243
                        Net unrealized appreciation on investments, net of deferred income tax
                          expense of $250,000 and $1,020,000                                              464,342       1,894,945
                        Retained earnings                                                              53,005,994      47,449,119
                        Treasury stock at cost (384,600 and 270,100 shares, respectively)              (7,774,267)     (5,254,205)
                                                                                                     ------------    ------------
                          Total stockholders' equity                                                  166,477,171     164,870,961
                                                                                                     ------------    ------------
                            Total liabilities and stockholders' equity                               $214,341,247    $202,441,298
                                                                                                     ============    ============

                        The accompanying notes are an integral part of these statements.

TRANSNATIONAL RE CORPORATION
Consolidated Statements of Income and Stockholders' Equity
(Unaudited)

                                                                                                          THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                         1996            1995
                                                                                                     ------------    ------------

REVENUES                Net premiums earned: PXRE                                                    $  5,622,221    $  5,616,308
                                             Non-affiliates                                             8,300,512      10,842,589
                        Net investment income                                                           2,569,836       2,034,770
                        Net realized investment losses                                                    (49,553)        (22,045)
                                                                                                     ------------    ------------
                                                                                                       16,443,016      18,471,622
                                                                                                     ------------    ------------
LOSSES AND              Losses and loss expenses incurred: PXRE                                         2,737,390       3,759,448
EXPENSES                                                   Non-affiliates                                 932,292       1,714,161
                        Commissions and brokerage: PXRE                                                   656,549         582,370
                                                   Non-affiliates                                       1,600,528       1,364,302
                        Management fee expense -- PXRE                                                    706,828         822,944
                        Other operating expenses                                                          933,762       1,242,022
                                                                                                     ------------    ------------
                                                                                                        7,567,349       9,485,247
                                                                                                     ------------    ------------
                        Income before income taxes                                                      8,875,667       8,986,375
                        Income tax provision                                                            2,968,000       3,055,000
                                                                                                     ------------    ------------
                        Net income                                                                   $  5,907,667    $  5,931,375
                                                                                                     ============    ============
PER SHARE               Net income per share                                                         $       0.84    $       0.82
                                                                                                     ============    ============
                        Weighted average shares outstanding                                             7,015,598       7,220,837
                                                                                                     ============    ============
STOCKHOLDERS'EQUITY     Stockholders' equity at beginning of period                                  $164,870,961    $136,304,764
                        Change in unrealized appreciation (depreciation) on investments net of
                          deferred income tax                                                          (1,430,603)      2,207,078
                        Repurchase of common stock                                                     (2,520,062)     (1,543,143)
                        Net income                                                                      5,907,667       5,931,375
                        Dividends to stockholders                                                        (350,792)              0
                                                                                                     ------------    ------------
                        Stockholders' equity at end of period                                        $166,477,171    $142,900,074
                                                                                                     ============    ============

                        The accompanying notes are an integral part of these statements.

TRANSNATIONAL RE CORPORATION
Consolidated Statements of Cash Flow
(Unaudited)

                                                                                                           THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                          1996           1995
                                                                                                       -----------    -----------

CASH FLOW              Net income                                                                      $ 5,907,667    $ 5,931,375
FROM OPERATING         Adjustments to reconcile net income to net cash provided by operating
ACTIVITIES               activities:
                           Losses and loss expenses                                                     (5,659,432)      (425,756)
                           Unearned premiums                                                             6,894,733     11,582 734
                           Deferred acquisition costs                                                   (1,133,384)    (2,141,023)
                           Receivables                                                                     945,130     (4,378,313)
                       Payable to PXRE                                                                     (25,912)        48,754
                       Income tax recoverable                                                            3,295,021      3,310,813
                       Other                                                                              (829,491)        50,421
                                                                                                       -----------    -----------
                           Net cash provided by operating activities                                     9,394,332     13,979,005
                                                                                                       -----------    -----------
CASH FLOW              Cost of fixed maturity investments                                              (13,460,732)    (4,599,299)
FROM INVESTING         Fixed maturity investments matured/disposed                                       4,751,285      6,607,017
ACTIVITIES             Investment in joint venture                                                               0     (2,000,000)
                       Payable for securities                                                            5,548,999              0
                       Net change in short-term investments                                             (2,777,540)   (11,616,039)
                                                                                                       -----------    -----------
                           Net cash used by investing activities                                        (5,937,988)   (11,608,321)
                                                                                                       -----------    -----------
CASH FLOW FROM         Cost of treasury stock                                                           (2,520,062)    (1,543,143)
FINANCING ACTIVITIES   Dividends                                                                          (350,792)             0
                                                                                                       -----------    -----------
                         Net cash used by financing activities                                          (2,870,854)    (1,543,143)
                                                                                                       -----------    -----------
                       Net change in cash                                                                  585,490        827,541
                       Cash, beginning of period                                                         1,924,121        941,123
                                                                                                       -----------    -----------
                       Cash, end of period                                                             $ 2,509,611    $ 1,768,664
                                                                                                       ===========    ===========

                       The accompanying notes are an integral part of these statements.

Transnational Re NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) Corporation
- --------------------------------------------------------------------------------


1.  ORGANIZATION

     Transnational Re Corporation ("Transnational Re") was incorporated on August 30, 1993, in the State of Delaware as a wholly-owned subsidiary of PXRE Corporation ("PXRE"). On November 1, 1993, a registration statement relating to an initial public offering (the "Offering") was declared effective. Transnational Insurance Company, renamed Transnational Reinsurance Company ("Transnational Reinsurance") was incorporated in the State of Connecticut on July 17, 1989, and commenced writing business in June, 1990. Through the date of the Offering, Transnational Reinsurance had written only a nominal amount of business which principally consisted of primary insurance. Transnational Reinsurance was a wholly-owned subsidiary of PXRE Reinsurance Company ( "PXRE Reinsurance"), which is a wholly-owned subsidiary of PXRE. Transnational Reinsurance became a wholly-owned subsidiary of Transnational Re effective November 9, 1993. TREX Trading Corporation ("TREX Trading") was incorporated in 1995 as a wholly-owned subsidiary of Transnational Re to trade in catastrophe futures and option contracts on the Chicago Board of Trade ("CBOT"). Transnational Re, Transnational Reinsurance and TREX Trading (collectively the "Company") now specialize in providing brokered property retrocessional reinsurance and marine and aviation retrocessional reinsurance in the United States and international markets, principally involving brokered property catastrophe retrocessional coverages. The Company also writes marine and aviation reinsurance, as well as facultative reinsurance.


2.  BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These statements reflect the consolidated operations of the Company. All material transactions between the consolidated companies have been eliminated in preparing these financial statements.

     The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. These interim statements should be read in conjunction with the 1995 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.

Transnational Re NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) Corporation
- --------------------------------------------------------------------------------

3.  PREMIUMS ASSUMED

     Premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based on estimated subject premiums. Adjustments based on actual subject premium are recorded once ascertained. The portion of premiums written relating to unexpired coverages at the end of the period is recorded as unearned premiums.


4.  LOSSES AND LOSS EXPENSES LIABILITIES

     Liabilities for losses and loss expenses are established in amounts estimated to settle incurred losses. Losses and loss expense liabilities are based on individual case estimates provided for reported losses for known events and estimates of incurred but not reported losses. Losses and loss expense liabilities are necessarily based on estimates and the ultimate liabilities may vary from such estimates. Any adjustments to these estimates are reflected in income when known.

     Because of the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, such as Transnational Re, the Company's loss estimate is necessarily based on broad assumptions and is subject to possible revision.


5.  INVESTMENTS

     Fixed maturity investments are considered available for sale and are reported at fair value. Unrealized gains and losses as a result of temporary changes in fair value over the period such investments are held are reflected net of income taxes in stockholders' equity. Unrealized losses which are not temporary are charged to operations. Short-term investments are carried at amortized cost which approximates fair value. Realized gains or losses on disposition of investments are determined on the basis of specific identification. The amortization of premiums and accretion of discounts for fixed maturity investments are computed utilizing the interest method. The effective yield under the interest method is adjusted for anticipated prepayments.

Transnational Re NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) Corporation
- --------------------------------------------------------------------------------


7.  DEFERRED ACQUISITION COSTS

     Acquisition costs consist of commissions, fees and brokerage expenses incurred in connection with contract issuance. These costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.


8.  TREASURY STOCK

     In November 1994, Transnational Re was authorized to repurchase up to 500,000 shares of its stock. Transnational Re repurchased 114,500 shares of its stock during the first quarter of 1996. Since inception of its stock repurchase plan, Transnational Re has repurchased a total of 384,600 shares of its common stock in the open market.


9.  SUBSEQUENT EVENT

     On  May  10,  1996,  Transnational  Re  received  a  proposal   from   PXRE
for a business combination of PXRE and Transnational Re designated to be on a tax-free basis. Under the proposal, PXRE would enter into a merger agreement with Transnational Re pursuant to which PXRE, or a newly organized subsidiary of PXRE, would exchange 0.98 shares of PXRE common stock for each share of Transnational Re Class A common stock, $.01 par value.

     The proposal is conditioned upon the negotiation and execution of a definitive merger agreement mutually satisfactory to PXRE and Transnational Re and is further conditioned upon the effectiveness of the registration of PXRE securities to be issued in the merger, the receipt of all regulatory approvals and third-party consents necessary or advisable to accomplish the transaction and approvals by the boards of directors of PXRE and Transnational Re (including a committee of Transnational Re's independent directors) and by the shareholders of both companies.

Transnational Re           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
Corporation                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------


GENERAL

     Transnational Re was incorporated on August 30, 1993 in the State of Delaware and commenced operations in November 1993 following the November 9, 1993 closing of the Offering. Transnational Re, through its subsidiary Transnational Reinsurance, specializes in providing brokered property retrocessional reinsurance in the United States and international markets, currently focusing primarily on property catastrophe retrocessional coverages.

     Transnational Re derives its business from its affiliation with PXRE Reinsurance, a wholly-owned subsidiary of PXRE, a publicly traded reinsurance group with a primary focus on brokered property reinsurance, including catastrophe related coverages, in both the United States and international markets. Pursuant to the Management Agreement by and among Transnational Re, Transnational Reinsurance and PXRE Reinsurance that has been in effect since November 8, 1993, PXRE Reinsurance has responsibility for the day-to-day operations of Transnational Re and Transnational Reinsurance, including all the reinsurance operations of Transnational Reinsurance. Transnational Re and Transnational Reinsurance do not have any operating properties, systems or paid employees. Pursuant to the Management Agreement, PXRE Reinsurance provides all the operating facilities, systems, equipment and management and clerical employees required to conduct the businesses of Transnational Re and Transnational Reinsurance.

     Under the terms of the Management Agreement, Transnational Reinsurance shares in certain specified business of PXRE Reinsurance that is classified as property retrocessional reinsurance business, marine and aviation retrocessional reinsurance or marine and aviation reinsurance and facultative reinsurance. Transnational Reinsurance is also entitled to share in other property reinsurance business, if any, which PXRE Reinsurance may, from time-to-time, propose that Transnational Reinsurance underwrite and which Transnational Reinsurance's Board of Directors may approve.


CERTAIN RISKS AND UNCERTAINTIES

     Pursuant to the Management Agreement, PXRE provides underwriting and supervisory services relating to the reinsurance operations of Transnational Re, and provides management and administrative services. Transnational Re does not have any operating properties, systems or paid employees. There is no assurance that Transnational Re can renew the Management Agreement with PXRE or with comparable terms.

     As a reinsurer principally of property catastrophe retrocessional coverages in both the international and domestic markets, Transnational Re's operating results in any given period depend to a large extent on the number and magnitude of natural and man-made catastrophes such as hurricanes, windstorms, floods, earthquakes, spells of severely cold weather, fires and explosions.

     The estimation of losses for catastrophe retrocessional reinsurers is inherently less reliable than for reinsurers of risks which have an established historical pattern of losses. In addition, insured events which occur near the end of a reporting period, as well as the significant delay in losses being reported to insurance carriers, reinsurers and finally, retrocessionaires such as Transnational Re, require Transnational Re to make estimates of losses based on limited information from ceding companies and based on its own underwriting data. Because of the uncertainty in the process of estimating its losses from insured events, there is a risk that Transnational Re's liabilities for losses and loss expenses could prove to be inadequate, with a consequent adverse impact on future earnings and stockholders' equity. Additionally, as a consequence of its emphasis on property retrocessional reinsurance, Transnational Re may forgo potential investment income because property losses are typically settled within a short period of time.

     Because Transnational Re's current focus is primarily on catastrophe retrocessional coverages which can involve significantly increased exposures, principally as a consequence of the retrocessionaire's exposure to an aggregation of losses from the same catastrophic event, and underwriting limitations associated with retrocessional business, the occurrence of one or more major catastrophes in any given period (such as hurricane Andrew and Iniki in 1992 and the Northridge earthquake in 1994) could have a material adverse impact on Transnational Re's result of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

     As Transnational Re underwrites risks from a large number of insurers based on information generally supplied by retrocessional brokers, there is a risk of developing a concentration of exposure to loss in certain geographic areas prone to specific types of catastrophes. Transnational Re has systems and software tools to monitor and manage the accumulation of its exposure to such losses. Management has established guidelines for maximum tolerable losses from a single or multiple catastrophic event based on historical data; however no assurance can be given that these maximums will not be exceeded in some future catastrophe.

     Premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based upon estimated subject premiums. Management must estimate the subject premiums associated with the treaties in order to determine the level of earned premiums for a reporting period. Such estimates are based on information from brokers which can be subject to change as new information becomes available. Because of the inherent uncertainty in this process, there is the risk that premiums and related receivable balances may turn out to be higher or lower than reported.

     Although Transnational Re's investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Accordingly, the estimated fair value of Transnational Re's investments do not necessarily represent the amount which could be realized upon future sale, particularly if Transnational Re were required to liquidate a substantial portion of its portfolio to fund losses from catastrophic events.

     Premium receivables and loss reserves include business denominated in currencies other than U.S. dollars. Transnational Re is exposed to the possibility of significant claims in currencies other than U.S. dollars. While Transnational Re holds positions denominated in foreign currencies to mitigate, in part, the effects of currency fluctuations on its results of operations, it does not hedge its currency exposures before a catastrophic event which may produce a claim.

     Transnational Re (parent company) relies primarily on cash dividends and net tax allocation payments from its subsidiary Transnational Reinsurance to pay its operating expenses and to pay common stock dividends to Transnational Re's stockholders. The payment of dividends by Transnational Reinsurance to Transnational Re (parent company) is subject to limits imposed under the insurance laws and regulations of Connecticut, the state of incorporation and domicile of Transnational Reinsurance. In the event the amount of dividends available, together with other sources of funds, are not sufficient to permit Transnational Re to pay cash dividends, it would be necessary to obtain the approval of the Connecticut Insurance Commissioner prior to Transnational Reinsurance's payment of additional dividends. If such approval were not obtained, Transnational Re would have to adopt one or more alternatives, such as seeking additional equity. There can be no assurance that these strategies could be effected on satisfactory terms, if at all.

     The reinsurance business is increasingly competitive and is undergoing a variety of challenging developments. The industry has in recent years moved toward greater consolidation as ceding companies have placed increased importance on size and financial strength in the selection of reinsurers. Additionally, reinsurers are tapping new markets and complementing their range of traditional reinsurance products with innovative new products which bring together capital markets and reinsurance experience. Transnational Re competes with numerous major international and domestic reinsurance companies, many of which have substantially greater financial, marketing and management resources than Transnational Re.

COMPARISON OF FIRST QUARTER RESULTS FOR
1996 WITH 1995

     Net premiums written for the three months ended March 31, 1996 decreased 25.6% to $20,817,000 from $27,963,000 for the corresponding period of 1995. Gross premiums written for the first quarter of 1996 decreased 25.1% to $20,943,000 from $27,963,000 for the comparable period of 1995. Net premiums earned for the first quarter of 1996 decreased 15.4% to $13,923,000 from $16,459,000 in the corresponding period of 1995. Gross written, net written and net earned premiums for the first quarter of 1996 declined from prior year levels as Transnational Re continued its planned response to the increased competitive trends that have characterized the retrocessional reinsurance market since 1995. Premiums written and earned were also adversely affected by a $891,000 reduction in reinstatement premiums due to favorable loss experience.

     Transnational Reinsurance has not maintained any retrocessional coverage for its exposures on business written since the closing of the Offering, and until 1996 had established its underwriting guidelines based upon the assumption that it would not purchase retrocessional coverage. However, as the cost of catastrophe retrocessional facilities has declined, Transnational Reinsurance has begun selectively to purchase such coverages in 1996.

     The underwriting results of a property and casualty insurer are discussed frequently by reference to its loss ratio, underwriting expense ratio and combined ratio. The loss ratio is the result of dividing losses and loss expenses incurred by net premiums earned. The underwriting expense ratio is the result of dividing underwriting expenses by net premiums written for purposes of statutory accounting practices ("SAP") and net premiums earned for purposes of GAAP. The combined ratio is the sum of the loss ratio and the underwriting expense ratio. A combined ratio under 100% indicates underwriting profits and a combined ratio exceeding 100% indicates underwriting losses. The combined ratio does not reflect the effect of investment income on operating results. The ratios discussed below have been calculated on a GAAP basis.

     The loss ratio was 26.4% for the three months ended March 31, 1996 compared with 33.2% for the corresponding period of 1995. There were no significant catastrophic losses during the first quarter of 1996. The first quarter 1995 loss ratio reflects $4,000,000 of losses caused by the January, 1995 Kobe, Japan earthquake.

     During the first quarter of 1996, Transnational Re experienced a deficiency of $634,000 net for prior year losses and loss expenses. The loss ratio for the comparable quarter in 1995 was unfavorably affected by increases to reserves of $593,000 net for prior year losses and loss expenses.

     The underwriting expense ratio was 28.0% for the three months ended March 31, 1996 compared with 24.4% for the corresponding period of 1995. The increase was due to an increase in contingent commissions payable to clients related to profitable business, as well as the decline in premiums earned. As a result of the above, the combined ratio was 54.4% for the first quarter 1996 compared with 57.6% for the corresponding period of 1995.

     Under the terms of the Management Agreement with PXRE Reinsurance, the Company incurred management fees of $1,047,000 (5% of gross written premiums) for the first quarter of 1996 compared to $1,398,000 in the first quarter of 1995. These fees are expensed as the related premiums are earned, and accordingly management fee expense for the first quarter of 1996 was $707,000 compared to $823,000 in the first quarter of 1995.

     Other operating expenses decreased to $934,000 for the three months ended March 31, 1996 from $1,242,000 for the corresponding period of 1995. Other operating expenses reflect foreign currency exchange losses of $140,000 for the first quarter of 1996 compared to losses of $157,000 for the corresponding period of 1995.

     Net investment income for the three months ended March 31, 1996 increased 26.3% to $2,570,000 from $2,035,000 for the corresponding period of 1995. The increase in net investment income was caused by an increase in average investments for 1996 compared with the previous year and an increase in Transnational Re's pre-tax investment yield to 5.8% for the first quarter of 1996 from 5.4% in the corresponding period of 1995, both calculated using amortized cost and gross of investment expenses. Net realized investment losses for the first quarter of 1996 were $50,000 compared with $22,000 for the corresponding period of 1995.

     For the reasons discussed above, net income was $5,908,000 for the three months ended March 31, 1996 compared to $5,931,000 for the corresponding period of 1995. Net income per common share available to Transnational Re's Class A and Class B common stockholders for the first quarter 1996 was $0.84 based on average shares outstanding of approximately 7,015,600 compared to $0.82 in the first quarter of 1995 based on average shares outstanding of approximately 7,220,800.


LIQUIDITY AND CAPITAL RESOURCES

     Transnational Reinsurance's results may be influenced by a variety of factors, including changes in the property and casualty reinsurance market, insurance regulatory changes and changes in general economic conditions. Transnational Reinsurance's ability to pay dividends to Transnational Re is subject to provisions of the Connecticut insurance law restricting the ability of Connecticut insurance companies to make certain dividends and distributions without prior regulatory notification and approval. Connecticut insurance law provides that the maximum amount of dividends or other distributions that Transnational Reinsurance may declare or pay to Transnational Re within any twelve month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholder surplus at December 31, of the preceding year or 100% of net income for the twelve month period ended December 31 of the preceding year, all determined in accordance with SAP. As of December 31, 1995, Transnational Reinsurance had earned surplus of approximately $35,004,000, policyholder surplus of $151,924,000 and its net income for 1995 was $26,674,000. The maximum amount of dividends or distributions that Transnational Reinsurance may declare and pay in 1996, without regulatory approval, is therefore $26,674,000. Transnational Reinsurance did not pay any dividends to Transnational Re during the first quarter of 1996.

     Transnational Re files federal income tax returns for itself and all of its direct or indirect domestic subsidiaries that satisfy the stock ownership requirements for consolidation for federal income tax purposes (collectively, the "Subsidiaries"). Transnational Re is party to an Agreement Concerning Filing of Consolidated Federal Income Tax Returns (the "Tax Allocation Agreement") pursuant to which each Subsidiary makes tax payments to Transnational Re in an amount equal to the federal income tax payment that would have been payable by such Subsidiary for such year if it had filed a separate income tax return for such year. Transnational Re is required to provide for payment of the consolidated federal income tax liability for the entire group. If the aggregate amount of tax payments made in any tax year by a Subsidiary is less than (or greater than) the annual tax liability for such Subsidiary on a stand-alone basis for such year, such Subsidiary will be required to make up such deficiency (or receive a credit if payments exceed the separate return tax liability) to
(from) Transnational Re.

     Management expects that Transnational Reinsurance's capitalization will provide it with sufficient resources to meet its liquidity requirements on both a short-term and long-term basis, although no assurances can be given that such expectation will prove to be correct.

     For the three months ended March 31, 1996 and 1995, Transnational Re's net cash flow provided by operations was $9,394,000 and $13,979,000, respectively. The three months ended March 31, 1996 reflected lower premiums written and higher loss payments, offset by the timing of other underwriting and operating payments.

     Transnational Re's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company, under an investment advisory agreement. Although these investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as risk inherent in particular securities. As at March 31, 1996, Transnational Re's investment portfolio consisted solely of fixed maturities and short-term investments. Although Transnational Re's investment portfolio does not currently include any equity securities, Transnational Re may in the future determine to invest a portion of its investment portfolio in equity securities. The investment policies and all investments of Transnational Re are approved by its Board of Directors.

     Of Transnational Re's fixed maturities portfolio as at March 31, 1996, 98.8% of the fair value was in obligations rated "Aa" or "AA" or better by Moody's Investors Service, Inc. or Standard & Poor's Corporation, respectively, or in government or government-backed securities . United States government agency mortgage-backed securities (principally GNMAs) accounted for 18.9% of fixed maturities based on fair value at March 31, 1996. In addition, Transnational Re has no investments in real estate or commercial mortgage loans. The average market yield to maturity of Transnational Re's fixed maturities portfolio at March 31, 1996 and 1995 was 5.0% and 5.1%, respectively.

     Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. Transnational Re recorded directly to equity a $1,431,000 after-tax unrealized decline in the value of its portfolio during the first quarter reflecting the effect of increasing interest rates during the period. Short-term investments are carried at amortized cost which approximates fair value. Transnational Re's short-term investments (principally high grade commercial paper) were $29,135,000 at March 31, 1996 compared to $26,357,000 at December 31, 1995.

     Transnational Re may be subject to gains and losses resulting from currency fluctuations because substantially all of its investments are denominated in U.S. dollars, while some of its net liability exposure is in currencies other than U.S. dollars. Transnational Re expects to hold currency to mitigate, in part, the effects of currency fluctuations on its results of operations. Currency holdings and investments denominated in foreign currencies do not constitute a material portion of Transnational Re's investment portfolio and, in the opinion of Transnational Re's management, are sufficiently liquid for its needs.

     During the first quarter of 1996, Transnational Re declared a quarterly dividend on its common stock of $0.05 per share. The expected annual dividend, based on shares outstanding at March 31, 1996, is approximately $1,380,000.

        In November 1994, Transnational Re's Board of Directors authorized the repurchase of up to 500,000 shares of its Class A Common Stock from time-to-time in open market or private block purchase transactions. Through March 31, 1996, Transnational Re has expended approximately $7,774,000 to repurchase a total of 384,600 shares of which 114,500 shares were repurchased during the first quarter of 1996.

     In March 1995, Transnational Re and PXRE entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the CBOT. Transnational Re and PXRE have each contributed $2.5 million to capitalize this venture. Although the joint venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through March 31, 1996.

     As of March 31, 1996, Transnational Re had no material commitments for capital expenditures.


INCOME TAXES

     Transnational Re's effective tax rate for the three months ended March 31, 1996 and 1995 was 33.4% and 34.0% respectively. The effective tax rates differ from the applicable federal statutory tax rates due to tax exempt interest income and state and local taxes.

                           PART II. OTHER INFORMATION


Item 5.        Other Information

     On May 10, 1996, Transnational Re received a proposal from PXRE Corporation ("PXRE") for a business combination of PXRE and Transnational Re designated to be on a tax-free basis. Under the proposal, PXRE would enter into a merger agreement with Transnational Re pursuant to which PXRE Corporation, or a newly organized subsidiary of PXRE, would exchange 0.98 shares of PXRE common stock for each share of Transnational Re Class A common stock, $.01 par value.

     The proposal is conditioned upon the negotiation and execution of a definitive merger agreement mutually satisfactory to PXRE and Transnational Re and is further conditioned upon the effectiveness of the registration of PXRE securities to be issued in the merger, the receipt of all regulatory approvals and third-party consents necessary or advisable to accomplish the transaction and approvals by the boards of directors of PXRE and Transnational Re (including a committee of Transnational Re's independent directors) and by the shareholders of both companies.

     Transnational Re intends to form a special committee of its board of directors, consisting of all of its independent directors, to consider PXRE's proposal with the assistance of independent legal and financial advisors.


Item 6.        Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               2. The proposal letter dated May 10, 1996 from PXRE Corporation relating to the proposal referred to in Item 5 hereof is attached hereto as Exhibit 2.

        (b)    Reports on Form 8-K:

               None

                           PART II. OTHER INFORMATION




                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.






                                            TRANSNATIONAL RE CORPORATION




May 14, 1996                                By: /s/ Sanford M. Kimmel
                                            -------------------------
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer