Form 10-Q
period 1996-06-30
TRANSNATIONAL RE CORP
filed 1996-08-13
CIK 911628

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                      FOR THE QUARTERLY PERIOD ENDED       JUNE 30, 1996

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________  TO ______________



                         COMMISSION FILE NUMBER 0-22376


                          TRANSNATIONAL RE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                    13-3731572
    (STATE OR OTHER JURISDICTION OF         (I.R.S.EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

        399 THORNALL STREET
            EDISON, NEW JERSEY                           08837
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                                 (908) 906-8100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of August 13, 1996, 5,365,400 shares of Class A Common Stock, $.01 par value per share, and 1,535,948 shares of Class B Common Stock, $.01 par value per share, of the Registrant were outstanding.



================================================================================

                          TRANSNATIONAL RE CORPORATION

                                     INDEX



PART I.  FINANCIAL INFORMATION


        Consolidated Balance Sheets
           at June 30, 1996 and December 31, 1995                        3

        Consolidated Statements of Income and Stockholders' Equity
           for the three and six months ended June 30, 1996 and 1995     4

        Consolidated Statements of Cash Flow
           for the three and six months ended June 30, 1996 and 1995     5

        Notes to Consolidated Interim Financial Statements               6

        Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     9



PART II.  OTHER INFORMATION                                             20

TRANSNATIONAL RE CORPORATION
Consolidated Balance Sheets
(Unaudited)
- --------------------------------------------------------------------------------

                                                                                               June 30,       December 31,
                                                                                                 1996            1995
                                                                                               -------        ------------
Assets  Investments:
          Fixed maturities, available for sale, at fair value
            (amortized cost $161,297,000 and $151,158,000, respectively)                    $ 160,671,999    $ 154,073,267
                                                                                            -------------    -------------
          Short-term investments                                                               23,040,237       26,357,481
            Total investments                                                                 183,712,236      180,430,748
        Cash                                                                                      773,113        1,924,121
        Accrued investment income                                                               1,928,971        1,873,205
        Receivables:
          Unreported premiums: PXRE                                                             4,772,272        4,631,112
                               Non-affiliates                                                   1,446,230        4,924,574
          Balances due from intermediaries and brokers: PXRE                                    4,411,056        1,016,420
                                                        Non-affiliates                            111,926        2,584,877
        Deferred acquisition costs                                                              1,309,803        1,009,994
        Income tax recoverable                                                                  2,015,330          904,997
        Deferred income tax benefit                                                             2,323,700          960,069
        Investment in equity of Cat Fund, L.P.                                                  2,058,736        2,024,195
        Other assets                                                                            1,273,723          156,986
                                                                                            -------------    -------------
          Total assets                                                                      $ 206,137,096    $ 202,441,298
                                                                                            =============    =============

Liabilities
        Losses and loss expenses: PXRE                                                      $  13,812,705    $   8,966,592
                                  Non-affiliates                                                7,166,275       15,833,499
        Unearned premiums                                                                       7,082,317        5,499,201
        Contingent commissions payable                                                          5,411,617        3,396,809
        Deferred incentive liability                                                            3,582,841        2,998,847
        Payable to PXRE                                                                           336,557          443,469
        Other liabilities                                                                         376,517          431,920
                                                                                            -------------    -------------
          Total liabilities                                                                    37,768,829       37,570,337
                                                                                            -------------    -------------

Stockholders' Equity
       Serial preferred stock, $.01 par value --
          5,000,000 shares authorized; no shares issued and
          outstanding                                                                                   0                0
        Class A common stock, $.01 par value --
          20,000,000 shares authorized; 5,750,000 shares
          issued                                                                                   57,500           57,500
        Class B common stock, $.01 par value --
          5,000,000 shares authorized; 1,535,948 shares
          issued and outstanding                                                                   15,359           15,359
        Additional paid-in capital                                                            120,708,243      120,708,243
        Net unrealized (depreciation) appreciation on investments, net of deferred income tax (benefit) expense
          of ($219,000) and $1,020,000                                                           (406,203)       1,894,945
        Retained earnings                                                                      55,767,635       47,449,119
        Treasury stock at cost (384,600 and 270,100 shares, respectively)                      (7,774,267)      (5,254,205)
                                                                                            -------------    -------------
          Total stockholders' equity                                                          168,368,267      164,870,961
                                                                                            -------------    -------------
            Total liabilities and stockholders' equity                                      $ 206,137,096    $ 202,441,298
                                                                                            =============    =============



        The accompanying notes are an integral part of these statements.

TRANSNATIONAL RE CORPORATION
Consolidated Statements of Income and Stockholders' Equity
(Unaudited)
- --------------------------------------------------------------------------------


                                                                          Three Months Ended               Six Months Ended
                                                                              June 30,                         June 30,
                                                                       1996            1995             1996             1995
                                                                       ----            ----             ----             ----
Revenues
        Net premiums earned: PXRE                                $   6,006,875    $   6,063,392    $  11,629,096    $  11,679,700
                             Non-affiliates                          6,905,612       10,922,965       15,206,124       21,765,554
        Net investment income                                        2,708,472        2,249,318        5,278,308        4,284,088
        Net realized investment losses                                 (74,398)        (559,208)        (123,951)        (581,253)
                                                                 -------------    -------------    -------------    -------------
                                                                    15,546,561       18,676,467       31,989,577       37,148,089
                                                                 -------------    -------------    -------------    -------------
Losses and
Expenses
        Losses and loss expenses incurred: PXRE                      5,854,442        1,061,813        8,591,832       4,821,261
                                           Non-affiliates            1,116,785        1,605,323        2,049,077       3,319,484
        Commissions and brokerage:         PXRE                      1,010,301          352,423        1,666,850         934,793
                                           Non-affiliates            1,777,136        1,991,095        3,377,664       3,355,397
        Management fee expense - PXRE                                  634,933          849,319        1,341,761       1,672,263
        Other operating expenses                                       798,256          661,116        1,732,018       1,903,138
                                                                 -------------    -------------    -------------    -------------
                                                                    11,191,853        6,521,089       18,759,202      16,006,336
                                                                 -------------    -------------    -------------    -------------

        Income before income taxes                                   4,354,708       12,155,378       13,230,375      21,141,753
        Income tax provision                                         1,248,000        4,090,000        4,216,000       7,145,000
                                                                 -------------    -------------    -------------    -------------
        Net income                                               $   3,106,708    $   8,065,378    $   9,014,375   $  13,996,753
                                                                 =============    =============    =============    =============


Per Share
        Net income per share                                     $        0.45    $        1.14    $        1.30   $        1.96
                                                                 =============    =============    =============    =============
        Weighted average shares outstanding                          6,907,348        7,057,457        6,961,473       7,142,147
                                                                 =============    =============    =============    =============

Stockholders' equity
        Stockholders' equity at beginning of period              $ 166,477,171    $ 142,900,074    $ 164,870,961   $ 136,304,764
        Change in unrealized (depreciation) appreciation on
            investments net of deferred income tax                    (870,545)       1,964,138       (2,301,148)       4,171,216
        Repurchase of common stock                                           0       (2,761,062)      (2,520,062)      (4,304,205)
        Net income                                                   3,106,708        8,065,378        9,014,375       13,996,753
        Dividends to stockholders                                     (345,067)               0         (695,859)               0
                                                                 -------------    -------------    -------------    -------------
        Stockholders' equity at end of period                    $ 168,368,267    $ 150,168,528    $ 168,368,267    $ 150,168,528
                                                                 =============    =============    =============    =============


        The accompanying notes are an integral part of these statements.

Transnational Re Corporation
Consolidated Statements of Cash Flow
(Unaudited)
- --------------------------------------------------------------------------------

                                                                      Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                     1996            1995              1996               1995
                                                                     ----            ----              ----               ----
Cash flow        Net income                                      $3,106,708       $8,065,378         $9,014,375       $13,996,753
from operating   Adjustments to reconcile net income to net cash
activities         provided by operating activities:
                      Losses and loss expenses                    1,838,321         (533,837)        (3,821,111)         (959,593)
                      Unearned premiums                          (5,311,617)      (7,159,128)         1,583,116         4,423,606
                      Deferred acquisition costs                    833,575        1,064,663           (299,809)       (1,076,360)
                      Receivables                                 3,485,177        2,542,336          4,430,308        (1,835,977)
                 Due to/from affiliates                             (67,032)         145,151            (92,944)          193,905
                 Current income tax                              (4,404,905)      (2,833,007)        (1,109,884)          477,806
                 Other                                              173,941          273,434           (655,550)          323,855
                                                            ---------------   --------------    ---------------    --------------
                   Net cash (used) provided by operating           (345,832)       1,564,990          9,048,501        15,543,995
                      activities                             --------------   --------------    ---------------    --------------


Cash flow        Cost of fixed maturity investments              (7,069,304)     (28,554,787)       (20,530,036)      (33,154,086)
from investing   Fixed maturity investments matured/disposed      5,477,919       21,448,374         10,229,204        28,055,391
activities       Investment in joint venture                              0                0                  0        (2,000,000)
                 Payable for securities                          (5,548,999)               0                  0                 0
                 Net change in short-term investments             6,094,785        8,802,246          3,317,244        (2,813,793)
                                                              -------------    -------------    ---------------    --------------
                   Net cash (used) provided by investing         (1,045,599)       1,695,833         (6,983,588)       (9,912,488)
                     activities                               -------------    -------------    ---------------    --------------

Cash flow from   Cost of treasury stock                                   0       (2,761,062)        (2,520,062)       (4,304,205)
financing        Dividends                                         (345,067)               0           (695,859)                0
activities                                                    -------------    -------------    ---------------    --------------
                   Net cash used by financing activities           (345,067)      (2,761,062)        (3,215,921)       (4,304,205)
                                                              -------------    --------------   ---------------    --------------

                 Net change in cash                              (1,736,498)         499,761         (1,151,008)        1,327,302
                 Cash, beginning of period                        2,509,611        1,768,664          1,924,121           941,123
                                                              -------------    -------------    ---------------    --------------
                 Cash, end of period                               $773,113       $2,268,425           $773,113        $2,268,425
                                                              =============    =============    ===============    ==============






               The accompanying notes are an integral part of these statements.

Transnational Re NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) Corporation
- --------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

        The accompanying interim consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). These statements reflect the consolidated operations of Transnational Re Corporation and its subsidiaries Transnational Reinsurance Company ("Transnational Reinsurance") and TREX Trading Corporation (collectively referred to as "Transnational Re"). All material transactions between the consolidated companies have been eliminated in preparing these financial statements.
        The interim consolidated financial statements are unaudited; however, in the opinion of management, the foregoing consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. These interim statements should be read in conjunction with the 1995 audited consolidated financial statements and related notes. The preparation of interim consolidated financial statements relies significantly upon estimates. Use of such estimates, and the seasonal nature of a portion of the reinsurance business, necessitates caution in drawing specific conclusions from interim results.


2.  PREMIUMS ASSUMED AND CEDED

        Premiums on reinsurance business assumed are recorded as earned on a pro rata basis over the contract period based on estimated subject premiums. Adjustments based on actual subject premium are recorded once ascertained. The portion of premiums written relating to unexpired coverages at the end of the period is recorded as unearned premiums. Reinsurance premiums ceded are recorded as incurred on a pro rata basis over the contract period.


3.  LOSSES AND LOSS EXPENSE LIABILITIES

        Liabilities for losses and loss expenses are established in amounts estimated to settle incurred losses. Losses and loss expense liabilities are based on individual case estimates provided for reported losses for known events and estimates of incurred but not reported losses. Losses and loss expense liabilities are necessarily based on estimates and the ultimate liabilities may vary from such estimates primarily because of the significant delay in losses being reported to insurance carriers, reinsurers and finally retrocessionaires, such as Transnational Re. Any adjustments to these estimates are reflected in income when known.

Transnational Re NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) Corporation

- --------------------------------------------------------------------------------

4.  INVESTMENTS

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


5.  DEFERRED ACQUISITION COSTS

        Acquisition costs consist of commissions, fees and brokerage expenses incurred in connection with contract issuance. These costs are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after allowing for anticipated investment income.


6.  TREASURY STOCK

        In November 1994, Transnational Re was authorized to repurchase up to 500,000 shares of its stock. Transnational Re repurchased 114,500 shares of its stock during the first quarter of 1996. Since inception of its stock repurchase plan, Transnational Re has repurchased a total of 384,600 shares of its common stock in the open market.


7.  PROPOSED TRANSACTION

        In May 1996, Transnational Re received a proposal from PXRE for a business strategic combination of PXRE and Transnational Re designated to be on a tax-free basis. Under the proposal, PXRE would enter into a merger agreement with Transnational Re pursuant to which PXRE, or a newly organized subsidiary of PXRE, would exchange shares of PXRE common stock for each share of Transnational Re common stock, $.01 par value.

Transnational Re NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) Corporation
- --------------------------------------------------------------------------------

        The proposal is conditioned upon the negotiation and execution of a definitive merger agreement mutually satisfactory to PXRE and Transnational Re and is further conditioned upon the effectiveness of the registration of PXRE securities to be issued in the merger, the receipt of all regulatory approvals and third-party consents necessary or advisable to accomplish the transaction and approvals by the boards of directors of PXRE and Transnational Re (including a committee of Transnational Re's independent directors) and by the shareholders of both companies.
        Merger discussions are ongoing.

Transnational Re           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
Corporation                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------


GENERAL

        Transnational Re was incorporated on August 30, 1993 in the State of Delaware and commenced operations in November 1993 following the November 9, 1993 closing of its initial public offering (the "Offering"). Transnational Re, through its subsidiary Transnational Reinsurance, specializes in providing brokered property retrocessional reinsurance in the United States and international markets, currently focusing primarily on property catastrophe retrocessional coverages.

        Transnational Re derives its business from its affiliation with PXRE Reinsurance Company ("PXRE Reinsurance"), a wholly-owned subsidiary of PXRE Corporation ("PXRE"), a publicly traded reinsurance group with a primary focus on brokered property reinsurance, including catastrophe related coverages, in both the United States and international markets. Pursuant to the Management Agreement by and among Transnational Re, Transnational Reinsurance and PXRE Reinsurance that has been in effect since November 8, 1993, PXRE Reinsurance has responsibility for the day-to-day operations of Transnational Re and Transnational Reinsurance, including all the reinsurance operations of Transnational Reinsurance. Transnational Re and Transnational Reinsurance do not have any operating properties, systems or paid employees. Pursuant to the Management Agreement, PXRE Reinsurance provides all the operating facilities, systems, equipment and management and clerical employees required to conduct the businesses of Transnational Re and Transnational Reinsurance.

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

        Because Transnational Re's current focus is primarily on catastrophe retrocessional coverages which can involve significantly increased exposures, principally as a consequence of the retrocessionaire's exposure to an aggregation of losses from the same catastrophic event, and underwriting limitations associated with retrocessional business, the occurrence of one or more major catastrophes in any given period (such as hurricanes Andrew and Iniki in 1992 and the Northridge earthquake in 1994) could have a material adverse impact on Transnational Re's result of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

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

        Although Transnational Re's investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as to risk inherent in particular securities. Accordingly, the estimated fair value of Transnational Re's investments does not necessarily represent the amount which could be realized upon future sale, particularly if Transnational Re were required to liquidate a substantial portion of its portfolio to fund losses from catastrophic events.

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

COMPARISON OF SECOND QUARTER RESULTS FOR
1996 WITH 1995

        Net premiums written for the three months ended June 30, 1996 decreased 22.7% to $7,601,000 from $9,827,000 for the corresponding period of 1995. Gross premiums written for the second quarter of 1996 decreased 19.0% to $7,959,000 from $9,827,000 for the comparable period of 1995. Net premiums earned for the second quarter of 1996 decreased 24.0% to $12,912,000 from $16,986,000 in the corresponding period of 1995. Gross written, net written and net earned premiums for the second quarter of 1996 declined from prior year levels as Transnational Re continued its planned response to the increased competitive trends that have characterized the retrocessional reinsurance market since 1995. Second quarter net premiums written were, as expected, significantly less than those of the first quarter of 1996 since a substantial portion of Transnational Re's written premiums in the first quarter represented semi-annual premium payments.

        Until 1996, Transnational Reinsurance had not maintained any retrocessional coverage for its exposures on business written since the closing of the Offering and had established its underwriting guidelines based upon the assumption that it would not purchase retrocessional coverage. However, as the cost of catastrophe retrocessional facilities has declined, Transnational Reinsurance has begun selectively to purchase such coverages in 1996. Ceded premiums written for the three months ended June 30, 1996 was $358,000 compared to $0 for the corresponding period of 1995.

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

        The loss ratio was 54.0% for the three months ended June 30, 1996 compared with 15.7% for the corresponding period of 1995. The loss ratio for the second quarter of 1996 reflected net incurred catastrophic losses of $6,144,000 for 1996 and prior accident years as compared with $1,135,000 in the same period of 1995 for 1995 and prior accident years.

        Significant losses affecting the second quarter of 1996 loss ratio are as follows:

        Loss Event                                        Amount of Losses
        ----------                                        ----------------
                                                            (in thousands)
        Hurricane Luis                                         $3,450
        Large risk losses                                       2,150
        Hurricane Marilyn                                         457

        Significant events affecting the same period of 1995 loss ratio included the following:


        Loss Event                                        Amount of Losses
        ----------                                        ----------------
                                                            (in thousands)
        Northridge Earthquake                                  $1,000

        During the second quarter of 1996, Transnational Re experienced a deficiency of $4,981,000 net for prior year losses and loss expenses primarily due to development on Hurricanes Marilyn and Luis, which are now expected to have exceeded specified market loss thresholds. The loss ratio for the comparable quarter in 1995 was unfavorably affected by increases to reserves of $1,519,000 net for prior year losses and loss expenses.

        The underwriting expense ratio was 32.7% for the three months ended June 30, 1996 compared with 22.7% for the corresponding period of 1995. The increase was principally due to an increase in contingent commissions payable to clients related to profitable business and the decline in premiums earned. As a result of the above, the combined ratio was 86.7% for the second quarter 1996 compared with 38.4% for the corresponding period of 1995.

        Under the terms of the Management Agreement with PXRE Reinsurance, Transnational Re incurred management fees of $398,000 (5% of gross written premiums) for the second quarter of 1996 compared to $491,000 in the second quarter of 1995. These fees are expensed as the related premiums are earned, and accordingly management fee expense for the second quarter of 1996 was $635,000 compared to $849,000 in the second quarter of 1995.

        Other operating expenses increased to $798,000 for the three months ended June 30, 1996 from $661,000 for the corresponding period of 1995. Other operating expenses reflect foreign currency exchange gains of $10,000 for the second quarter of 1996 compared to gains of $170,000 for the corresponding period of 1995. Officers incentive compensation decreased to $202,000 in the second quarter of 1996 from $360,000 in the second quarter of 1995. Furthermore, Transnational Re incurred $100,000 of expenses in the second quarter of 1996 in connection with a proposed strategic merger.

        Net investment income for the three months ended June 30, 1996 increased 20.4% to $2,708,000 from $2,249,000 for the corresponding period of 1995. The increase in net investment income was caused by an increase in average investments for the second quarter of 1996 compared with the year-earlier period and an increase in Transnational Re's pre-tax investment yield to 6.0% for the second quarter of 1996 from 5.8% in the corresponding period of 1995, both calculated using amortized cost and investment income gross of investment expenses. Net realized investment losses for the second quarter of 1996 were $74,000 compared with $559,000 for the corresponding period of 1995.

        For the reasons discussed above, net income was $3,107,000 for the three months ended June 30, 1996 compared to $8,065,000 for the corresponding period of 1995. Net income per common share available to Transnational Re's Class A and Class B common stockholders for the second quarter 1996 was $0.45 based on average shares outstanding of approximately 6,907,000 compared to $1.14 in the second quarter of 1995 based on average shares outstanding of approximately 7,057,000.

COMPARISON OF YEAR-TO-DATE RESULTS FOR
1996 WITH 1995

        Net premiums written for the six months ended June 30, 1996 decreased 24.8% to $28,418,000 from $37,790,000 for the corresponding period of 1995. Gross premiums written for the six months ended June 30, 1996 decreased 23.5% to $28,902,000 from $37,790,000 for the comparable period of 1995. Net premiums earned for the first six months of 1996 decreased 19.8% to $26,835,000 from $33,445,000 in the corresponding period of 1995. Gross written, net written and net earned premiums for the six months ended June 30, 1996 declined from prior year levels as Transnational Re continued its planned response to the increased competitive trends that have characterized the retrocessional reinsurance market since 1995.

        Until 1996, Transnational Reinsurance had not maintained any retrocessional coverage for its exposures on business written since the closing of the Offering, and had established its underwriting guidelines based upon the assumption that it would not purchase retrocessional coverage. However, as the cost of catastrophe retrocessional facilities has declined, Transnational Reinsurance has begun selectively to purchase such coverages in 1996. Ceded premiums written for the six months ended June 30, 1996 was $484,000 compared to $0 for the corresponding period of 1995.

        The loss ratio was 39.7% for the six months ended June 30, 1996 compared with 24.3% for the corresponding period of 1995. The loss ratio for the first six months of 1996 reflected net incurred catastrophic losses of $5,886,000 for 1996 and prior accident years as compared with $4,394,000 in the same period of 1995 for 1995 and prior accident years.

        Significant losses affecting the six months ended June 30, 1996 loss ratio are as follows:


        Loss Event                                        Amount of Losses
        ----------                                        ----------------
                                                            (in thousands)
        Hurricane Luis                                         $3,450
        Large risk losses                                       2,150
        Hurricane Marilyn                                         457


        Significant events affecting the same period of 1995 included the following:


        Loss Event                                        Amount of Losses
        ----------                                        ----------------
                                                            (in thousands)
        Kobe, Japan Earthquake                                 $4,000
        Northridge Earthquake                                   1,312

        During the six months ended June 30, 1996, Transnational Re experienced a deficiency of $5,618,000 net for prior year losses and loss expenses primarily due to development on Hurricanes Marilyn and Luis, which are now expected to have exceeded specified market loss thresholds. The loss ratio for the comparable period in 1995 was unfavorably affected by increases to reserves of $2,112,000 net for prior year losses and loss expenses.

        The underwriting expense ratio was 30.3% for the six months ended June 30, 1996 compared with 23.5% for the corresponding period of 1995. The increase was principally due to an increase in contingent commissions payable to clients related to profitable business and the decline in premiums earned. As a result of the above, the combined ratio was 70.0% for 1996 compared with 47.8% for 1995.

        Under the terms of the Management Agreement with PXRE Reinsurance, Transnational Re incurred management fees of $1,445,000 (5% of gross written premiums) for the six months ended June 30, 1996 compared to $1,890,000 in the corresponding period of 1995. These fees are expensed as the related premiums are earned, and accordingly management fee expense for the first six months of 1996 was $1,342,000 compared to $1,672,000 in the corresponding period of 1995.

        Other operating expenses decreased to $1,732,000 for the six months ended June 30, 1996 from $1,903,000 for the corresponding period of 1995. Other operating expenses reflect foreign currency exchange losses of $130,000 for the six months ended June 30, 1996 compared to gains of $14,000 for the corresponding period of 1995. Officers incentive plan expenses amounted to $584,000 in the first six months of 1996 compared with $949,000 in the similar period last year. Furthermore, Transnational Re incurred $100,000 of expenses in the second quarter of 1996 in connection with a proposed strategic merger.

        Net investment income for the six months ended June 30, 1996 increased 23.2% to $5,278,000 from $4,284,000 for the corresponding period of 1995. The increase in net investment income was caused by an increase in average investments for the first six months of 1996 compared with the year-earlier period and an increase in Transnational Re's pre-tax investment yield to 5.9% for the first six months of 1996 from 5.6% in the corresponding period of 1995, both calculated using amortized cost and gross of investment expenses. Net realized investment losses for the six months ended June 30, 1996 were $124,000 compared with $581,000 for the corresponding period of 1995.

        For the reasons discussed above, net income was $9,014,000 for the six months ended June 30, 1996 compared to $13,997,000 for the corresponding period of 1995. Net income per common share available to Transnational Re's Class A and Class B common stockholders for the six months ended June 30, 1996 was $1.30 based on average shares outstanding of approximately 6,961,000 compared to $1.96 based on average shares outstanding of approximately 7,142,000 in the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

        Transnational Reinsurance's results may be influenced by a variety of factors, including changes in the property and casualty reinsurance market, insurance regulatory changes and changes in general economic conditions. Transnational Reinsurance's ability to pay dividends to Transnational Re is subject to provisions of the Connecticut insurance law restricting the ability of Connecticut insurance companies to make certain dividends and distributions without prior regulatory notification and approval. Connecticut insurance law provides that the maximum amount of dividends or other distributions that Transnational Reinsurance may declare or pay to Transnational Re within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholder' surplus at December 31, of the preceding year or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with SAP. As of December 31, 1995, Transnational Reinsurance had earned surplus of approximately $35,004,000, policyholder' surplus of $151,924,000 and its net income for 1995 was $26,674,000. The maximum amount of dividends or distributions that Transnational Reinsurance may declare and pay in 1996, without regulatory approval, is therefore $26,674,000. Transnational Reinsurance paid $5,000,000 in dividends to Transnational Re during the first six months of 1996.

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

        For the six months ended June 30, 1996 and 1995, Transnational Re's net cash flow provided by operations was $9,048,000 and $15,544,000, respectively. The six months ended June 30, 1996 reflected lower premiums written and higher loss payments, offset by the timing of other underwriting and operating payments.

        Transnational Re's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company, under an investment advisory agreement. Although these investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as, risk inherent in particular securities. As at June 30, 1996, Transnational Re's investment portfolio consisted solely of fixed maturities and short-term investments. Although Transnational Re's investment portfolio does not currently include any equity securities, Transnational Re may in the future determine to invest a portion of its investment portfolio in equity securities. The investment policies and all investments of Transnational Re are approved by its Board of Directors.

        Of Transnational Re's fixed maturities portfolio as at June 30, 1996, 98.8% of the fair value was in obligations rated "Aa" or "AA" or better by Moody's Investors Service, Inc. or Standard & Poor's Corporation, respectively, or in government or government-backed securities. Mortgage-backed and asset-backed securities (principally GNMAs) accounted for 24.2% of fixed maturities based on fair value at June 30, 1996. In addition, Transnational Re has no investments in real estate or commercial mortgage loans. The average market yield to maturity of Transnational Re's fixed maturities portfolio at June 30, 1996 and 1995 was 6.0% and 5.8%, respectively.

        Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. Transnational Re recorded directly to equity a $2,301,000 after-tax unrealized decline in the value of its portfolio ($0.33 book value per share) during the first six months of 1996, including a $871,000 decline in the second quarter of 1996 ($0.13 book value per share), reflecting the effect of increasing interest rates during the period. Short-term investments are carried at amortized cost which approximates fair value. Transnational Re's short-term investments (principally high grade commercial paper) were $23,040,000 at June 30, 1996 compared to $26,357,000 at December 31, 1995.

        Book value per common share was $24.40 at June 30, 1996.

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

        During the second quarter of 1996, Transnational Re declared a quarterly dividend on its common stock of $0.05 per share. The expected annual dividend, based on shares outstanding at June 30, 1996, is approximately $1,380,000.

        In November 1994, Transnational Re's Board of Directors authorized the repurchase of up to 500,000 shares of its Class A Common Stock from time-to-time in open market or private block purchase transactions. Through June 30, 1996, Transnational Re has expended approximately $7,774,000 to repurchase a total of 384,600 shares. No shares were repurchased in the second quarter of 1996.

        In March 1995, Transnational Re and PXRE entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the CBOT. Transnational Re and PXRE have each contributed $2.5 million to capitalize this venture. Although the joint venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through June 30, 1996.

        As of June 30, 1996, Transnational Re had no material commitments for capital expenditures.

INCOME TAXES

        Transnational Re's effective tax rate for the six months ended June 30, 1996 and 1995 was 31.9% and 34.0%, respectively. The effective tax rates differ from the applicable federal statutory tax rates due to tax exempt interest income and state and local taxes.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

        On May 15, 1996 a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware which names Transnational Re, the directors of Transnational Re and PXRE as defendants. The action alleges, among other things, that PXRE's proposal to merge Transnational Re with and into PXRE at an exchange ratio of .98 shares of PXRE Common Stock for each publicly held share of Transnational Re's Class A Common Stock is grossly unfair and inadequate, that the directors of Transnational Re have violated their fiduciary duties to Transnational Re and that PXRE has violated its alleged fiduciary duties as a controlling stockholder of Transnational Re. The action seeks, among other things, to enjoin the proposed combination of Transnational Re and PXRE and/or to recover damages.

Item 4.        Submission of Matters to a Vote of Security Holders

        At Transnational Re's Annual Meeting of Shareholders held on May 21, 1996, the holders of Common Stock of Transnational Re approved the following (in each case, with no broker non-votes):

        (i) the election (by the holder of Transnational Re's Class B Common Stock) of Gerald L. Radke as Class III director to serve until the 1999 Annual Meeting of Shareholders and until his successor has been elected and has qualified, by the vote of 1,535,948 votes for and 0 against/withheld;

        (ii) the appointment of Price Waterhouse LLP as Transnational Re's independent public accountants for the fiscal year ending December 31, 1996, by the vote of 6,200,541 votes for, 35,200 votes against and 670 abstentions; and

        (iii) the adoption of Transnational Re's Director Stock Option Plan, by the vote of 5,752,466 votes for, 121,450 votes against and 362,500 abstentions.

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits:

                      Exhibit No.         Description

                      10.1- Transnational Re Corporation Director Stock Option Plan (incorporated herein by reference to Appendix A to the Proxy Statement of Transnational Re dated April
                                          25, 1996).

               (b)    Reports on Form 8-K

        Transnational Re filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 17, 1996 containing, under the heading "Other Events", a description of the lawsuit described in Item 1 above and a press release dated May 17, 1996 regarding the same.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRANSNATIONAL RE CORPORATION

August 13, 1996                             By: /s/ Sanford M. Kimmel
                                            -------------------------
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer