Form 10-Q
period 1996-09-30
TRANSNATIONAL RE CORP
filed 1996-11-13
CIK 911628

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM _____________________ TO ___________________


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X        No
                                              __________     __________

        As of November 13, 1996, 5,365,400 shares of Class A Common Stock, $.01 par value per share, and 1,535,948 shares of Class B Common Stock, $.01 par value per share, of the Registrant were outstanding.

================================================================================

                          TRANSNATIONAL RE CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION

        Consolidated Balance Sheets
           at September 30, 1996 and December 31, 1995                                  3

        Consolidated Statements of Income and Stockholders' Equity
           for the three and nine months ended September 30, 1996 and 1995              4

        Consolidated Statements of Cash Flow
              for the three and nine months ended September 30, 1996 and 1995           5

        Notes to Consolidated Interim Financial Statements                              6

        Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                    9

PART II.  OTHER INFORMATION                                                            20



TRANSNATIONAL RE CORPORATION
Consolidated Balance Sheets
(Unaudited)
--------------------------------------------------------------------------------


                                                                                                  September 30,         December 31,
                                                                                                      1996                  1995
                                                                                                      ----                  ----
Assets                       Investments:
                               Fixed maturities, available for sale, at fair value
                                (amortized cost $155,517,000 and $151,158,000, respectively)       $ 155,350,104      $ 154,073,267
                               Short-term investments                                                 37,735,764         26,357,481
                                                                                                  --------------        -----------
                                 Total investments                                                   193,085,868        180,430,748
                             Cash                                                                      3,742,944          1,924,121
                             Accrued investment income                                                 2,240,416          1,873,205
                             Receivables:
                               Unreported premiums:    PXRE                                            4,328,401          4,631,112
                                                       Non-affiliates                                  1,202,238          4,924,574
                               Balances due from intermediaries and brokers:   PXRE                    2,058,720          1,016,420
                                                                               Non-affiliates            428,835          2,584,877
                             Deferred acquisition costs                                                1,510,350          1,009,994
                             Income tax recoverable                                                      320,330            904,997
                             Deferred income tax benefit                                               2,370,471            960,069
                             Investment in equity of Cat Fund, L.P.                                    2,082,027          2,024,195
                             Other assets                                                              1,388,525            156,986
                                                                                                  --------------        -----------
                                 Total assets                                                       $214,759,125       $202,441,298
                                                                                                  --------------        -----------
                                                                                                  --------------        -----------

Liabilities                  Losses and loss expenses:   PXRE                                       $ 13,263,663       $  8,966,592
                                                         Non-affiliates                                7,781,187         15,833,499
                             Unearned premiums                                                         9,035,608          5,499,201
                             Contingent commissions payable                                            6,472,622          3,396,809
                             Deferred incentive liability                                              3,920,746          2,998,847
                             Payable to PXRE                                                             292,450            443,469
                             Other liabilities                                                           458,003            431,920
                                                                                                  --------------        -----------
                               Total liabilities                                                      41,224,279         37,570,337
                                                                                                  --------------        -----------

Stockholders' Equity         Serial preferred stock, $.01 par value --
                               5,000,000 shares authorized; no shares issued and
                               outstanding                                                                     0                  0
                             Class A common stock, $.01 par value --
                               20,000,000 shares authorized; 5,750,000 shares
                               issued                                                                     57,500             57,500
                             Class B common stock, $.01 par value --
                               5,000,000 shares authorized; 1,535,948 shares
                               issued and outstanding                                                     15,359             15,359
                             Additional paid-in capital                                              120,708,243        120,708,243
                             Net unrealized (depreciation) appreciation on investments, net of deferred income tax (benefit) expense
                               of ($58,000) and $1,020,000                                              (108,635)         1,894,945
                             Retained earnings                                                        60,636,646         47,449,119
                             Treasury stock at cost (384,600 and 270,100 shares,
                               respectively)                                                          (7,774,267)       (5,254,205)
                                                                                                   --------------       -----------
                               Total stockholders' equity                                            173,534,846        164,870,961
                                                                                                   --------------       -----------
                                 Total liabilities and stockholders' equity                         $214,759,125       $202,441,298
                                                                                                   --------------       -----------
                                                                                                   --------------       -----------



        The accompanying notes are an integral part of these statements.

TRANSNATIONAL RE CORPORATION
Consolidated Statements of Income and Stockholders' Equity
(Unaudited)
--------------------------------------------------------------------------------



                                                                            Three Months Ended            Nine Months Ended
                                                                             September 30,                   September 30,
                                                                         1996            1995            1996             1995
                                                                         ----            ----            ----             ----
Revenues      Net premiums earned:    PXRE                           $  5,366,707   $  5,860,961     $ 16,995,803    $ 17,540,661
                                      Non-affiliates                    8,120,133     12,631,406       23,326,258      34,396,960
              Net investment income                                     2,639,671      2,389,196        7,917,978       6,673,284
              Net realized investment (losses) gains                      (80,880)        22,796         (204,831)       (558,457)
                                                                     ------------   ------------     ------------     -----------
                                                                       16,045,631     20,904,359       48,035,208      58,052,448
                                                                     ------------   ------------     ------------     -----------

Losses and    Losses and loss expenses incurred: PXRE                   3,072,220        452,119       11,664,052       5,273,380
 Expenses                                        Non-affiliates         1,532,468      6,170,137        3,581,545       9,489,621
              Commissions and brokerage:         PXRE                     627,742        863,044        2,294,592       1,797,837
                                                 Non-affiliates         1,816,993      1,931,487        5,194,657       5,286,884
              Management fee expense - PXRE                               674,342        924,618        2,016,103       2,596,881
              Other operating expenses                                    669,787        978,346        2,401,805       2,881,483
                                                                     ------------   ------------     ------------     -----------
                                                                        8,393,552     11,319,751       27,152,754      27,326,086
                                                                     ------------   ------------     ------------     -----------

              Income before income taxes                                7,652,079      9,584,608       20,882,454      30,726,362
              Income tax provision                                      2,438,000      3,155,000        6,654,000      10,300,000
                                                                     ------------   ------------     ------------     -----------
              Net income                                             $  5,214,079   $  6,429,608     $ 14,228,454     $20,426,362
                                                                     ------------   ------------     ------------     -----------
                                                                     ------------   ------------     ------------     -----------


Per Share     Net income per share                                   $       0.76   $       0.92     $       2.05     $      2.88
                                                                     ------------   ------------     ------------     -----------
                                                                     ------------   ------------     ------------     -----------
              Weighted average shares outstanding                       6,907,551      7,021,848        6,943,634       7,102,096
                                                                     ------------   ------------     ------------     -----------
                                                                     ------------   ------------     ------------     -----------


Stockholders' Stockholders' equity at beginning of period            $168,368,267   $150,168,528     $164,870,961    $136,304,764
 equity       Change in unrealized appreciation (depreciation)
              on investments net of deferred income tax                   297,568        608,034       (2,003,580)      4,779,249
              Repurchase of common stock                                        0              0       (2,520,062)     (4,304,205)
              Net income                                                5,214,079      6,429,608       14,228,454      20,426,362
              Dividends to stockholders                                  (345,068)             0       (1,040,927)              0
                                                                     ------------   ------------     ------------     -----------
              Stockholders' equity at end of period                  $173,534,846   $157,206,170     $173,534,846    $157,206,170
                                                                     ------------   ------------     ------------     -----------
                                                                     ------------   ------------     ------------     -----------




        The accompanying notes are an integral part of these statements.

TRANSNATIONAL RE CORPORATION
Consolidated Statements of Cash Flow
(Unaudited)
--------------------------------------------------------------------------------


                                                                           Three Months Ended              Nine Months Ended
                                                                              September 30,                  September 30,
                                                                          1996            1995            1996           1995
                                                                          ----            ----            ----           ----
Cash flow       Net income                                           $  5,214,079    $  6,429,608    $ 14,228,454    $ 20,426,362
from operating  Adjustments to reconcile net income to net cash
activities        provided by operating activities:
                     Losses and loss expenses                              65,870       4,669,907      (3,755,241)      3,710,314
                     Unearned premiums                                  1,953,291       3,908,393       3,536,407       8,331,999
                     Deferred acquisition costs                          (200,547)       (561,747)       (500,356)     (1,638,107)
                     Receivables                                        3,784,294      (2,550,891)      8,214,602      (4,386,868)
                Due to/from affiliates                                    (44,107)        100,130        (137,051)        294,035
                Current income tax                                      1,694,551        (662,555)        584,667        (184,749)
                Other                                                    (122,273)      1,937,943        (777,823)      2,261,797
                                                                      -----------     -----------     -----------     -----------
                    Net cash provided by operating activities          12,345,158      13,270,788      21,393,659      28,814,783
                                                                      -----------     -----------     -----------     -----------


Cash flow       Cost of fixed maturity investments                     (3,766,463)     (6,261,563)    (24,296,499)    (39,415,649)
from investing  Fixed maturity investments matured/disposed             9,431,731       2,278,943      19,660,935      30,334,334
activities      Investment in joint venture                                     0               0               0      (2,000,000)
                Payable for securities                                          0       5,317,813               0       5,317,813
                Net change in short-term investments                  (14,695,527)    (14,863,338)    (11,378,283)    (17,677,131)
                                                                      -----------     -----------     -----------     -----------
                     Net cash used by investing activities             (9,030,259)    (13,528,145)    (16,013,847)    (23,440,633)
                                                                      -----------     -----------     -----------     -----------

Cash flow from  Cost of treasury stock                                          0               0      (2,520,062)     (4,304,205)
financing       Dividends                                                (345,068)              0      (1,040,927)              0
activities                                                            -----------     -----------     -----------     -----------
                     Net cash used by financing activities               (345,068)              0      (3,560,989)     (4,304,205)
                                                                      -----------     -----------     -----------     -----------

                Net change in cash                                      2,969,831        (257,357)      1,818,823       1,069,945
                Cash, beginning of period                                 773,113       2,268,425       1,924,121         941,123
                                                                      -----------     -----------     -----------     -----------
                Cash, end of period                                   $ 3,742,944     $ 2,011,068     $ 3,742,944     $ 2,011,068
                                                                      -----------     -----------     -----------     -----------
                                                                      -----------     -----------     -----------     -----------




        The accompanying notes are an integral part of these statements.

Transnational Re NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) Corporation
--------------------------------------------------------------------------------

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

Transnational Re NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) Corporation
--------------------------------------------------------------------------------


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

6.  MANAGEMENT FEES

        Management fees are incurred under an arrangement whereby PXRE Reinsurance Company acts as underwriting manager for Transnational Reinsurance. These fees are initially based on premium volume, but are adjusted through contingent profit commissions related to underwriting results measured over a period of years. These fees are expensed in the period that the related premiums are earned.

7.  TREASURY STOCK

        In November 1994, Transnational Re was authorized to repurchase up to 500,000 shares of its stock. Since inception of its stock repurchase plan, Transnational Re has repurchased a total of 384,600 shares of its common stock in the open market. No shares of its stock were repurchased since the first quarter of 1996.

Transnational Re NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED) Corporation
--------------------------------------------------------------------------------


8.  PROPOSED TRANSACTION

        PXRE Corporation ("PXRE") and Transnational Re announced on August 22, 1996 that they had signed a definitive Agreement and Plan of Merger, pursuant to which Transnational Re will merge with and into PXRE. After the merger, which is designed to be on a tax-free basis, is consummated, Transnational Re will cease to exist and PXRE will continue as the surviving corporation. As a result of the merger, Transnational Re's reinsurance subsidiary, Transnational Reinsurance, will become a subsidiary of PXRE Reinsurance Company, the reinsurance underwriting subsidiary of PXRE.

        Under the merger agreement, each share of common stock of Transnational Re will be exchanged for 1.0575 shares of PXRE common stock and cash in lieu of fractional shares.

        Proxy materials related to the proposed merger of Transnational Re with and into PXRE were mailed to stockholders on or about November 1, 1996, in anticipation of a special meeting to be held on December 9, 1996, to consider the merger. Transnational Re currently expects to complete the merger before year end, subject to stockholder and regulatory approval as well as certain other customary conditions.

Transnational Re           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
Corporation                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

        Because Transnational Re's current focus is primarily on catastrophe retrocessional coverages which can involve significantly increased exposures, principally as a consequence of the retrocessionaire's exposure to an aggregation of losses from the same catastrophic event, and underwriting limitations associated with retrocessional business, the occurrence of one or more major catastrophes in any given period (such as Hurricanes Andrew and Iniki in 1992 and the Northridge Earthquake in 1994) could have a material adverse impact on Transnational Re's results of operations and financial condition and result in substantial liquidation of investments and outflows of cash as losses are paid.

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

COMPARISON OF THIRD QUARTER RESULTS FOR
1996 WITH 1995

        Net premiums written for the three months ended September 30, 1996 decreased 31.1% to $15,440,000 from $22,401,000 for the corresponding period of 1995. Gross premiums written for the third quarter of 1996 decreased 29.5% to $15,803,000 from $22,401,000 for the comparable period of 1995. Net premiums earned for the third quarter of 1996 decreased 27.1% to $13,487,000 from $18,492,000 in the corresponding period of 1995. Gross written, net written and net earned premiums for the third quarter of 1996 declined from prior year levels as Transnational Re continued its planned response to the increased competitive trends that have characterized the property and marine retrocessional reinsurance market since 1995. Third quarter net written premiums were, as expected, significantly greater than those of the second quarter as a substantial portion of Transnational Re's written premiums in the first and third quarters represent semi-annual premium payments.

        Until 1996, Transnational Reinsurance had not maintained any retrocessional coverage for its exposures on business written since the closing of the Offering and had established its underwriting guidelines based upon the assumption that it would not purchase retrocessional coverage. However, as the cost of catastrophe retrocessional facilities has declined, Transnational Reinsurance has begun selectively to purchase such coverages in 1996. Ceded premiums written for the three months ended September 30, 1996 was $363,000 compared to $0 for the corresponding period of 1995.

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

        The loss ratio was 34.1% for the three months ended September 30, 1996 compared with 35.8% for the corresponding period of 1995. The loss ratio for the third quarter of 1996 reflected net incurred catastrophic losses of $2,268,000 for 1996 and prior accident years as compared with $4,791,000 in the same period of 1995 for 1995 and prior accident years.

        Significant losses affecting the third quarter of 1996 loss ratio are as follows:


        Loss Event                                        Amount of Losses
        ----------                                        ----------------
                                                            (in thousands)
        Hurricane Fran                                         $2,000
        Three risk losses                                       1,010


        Significant losses affecting the third quarter of 1995 loss ratio are as follows:


        Loss Event                                        Amount of Losses
        ----------                                        ----------------
                                                            (in thousands)
        Hurricane Marilyn                                      $7,000
        Kobe, Japan Earthquake                                 (2,500)


        During the third quarter of 1995, Transnational Re partially reversed its first quarter provision for loss of $4.0 million for the Kobe, Japan Earthquake based upon current reports of losses and industry estimates.

        The provision for losses and loss expenses includes the effect of foreign exchange movements on Transnational Re's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $53,000 for the third quarter of 1996 compared to a gain of $2,000 for the third quarter of 1995.

        During the third quarter of 1996, Transnational Re experienced a savings of $71,000 net for prior year losses and loss expenses. The loss ratio for the comparable quarter in 1995 was unfavorably affected by increases to reserves of $647,000 net for prior year losses and loss expenses.

        The underwriting expense ratio was 28.1% for the three months ended September 30, 1996 compared with 25.4% for the corresponding period of 1995. The increase was principally due to an increase in contingent commissions payable to clients related to profitable business and the decline in premiums earned. As a result of the above, the combined ratio was 62.2% for the third quarter 1996 compared with 61.2% for the corresponding period of 1995.

        Under the terms of the Management Agreement with PXRE Reinsurance, Transnational Re incurred management fees of $790,000 (5% of gross written premiums) for the third quarter of 1996 compared to $1,120,000 in the third quarter of 1995. These fees are expensed as the related premiums are earned, and accordingly management fee expense for the third quarter of 1996 was $674,000 compared to $925,000 in the third quarter of 1995.

        Other operating expenses decreased to $670,000 for the three months ended September 30, 1996 from $978,000 for the corresponding period of 1995. Other operating expenses reflect foreign currency exchange gains of $21,000 for the third quarter of 1996 compared to gains of $6,000 for the corresponding period of 1995. Officers incentive compensation decreased to $338,000 in the third quarter of 1996 from $460,000 in the third quarter of 1995.

        Net investment income for the three months ended September 30, 1996 increased 10.5% to $2,640,000 from $2,389,000 for the corresponding period of 1995. The increase in net investment income was caused by an increase in average investments for the third quarter of 1996 compared with the year-earlier period. Transnational Re's pre-tax investment yield was 5.8% for the third quarter of 1996 and the third quarter of 1995, both calculated using amortized cost and investment income gross of investment expenses. Net realized investment losses for the third quarter of 1996 were $81,000 compared to gains of $23,000 for the corresponding period of 1995.

        For the reasons discussed above, net income was $5,214,000 for the three months ended September 30, 1996 compared to $6,430,000 for the corresponding period of 1995. Net income per common share available to Transnational Re's Class A and Class B common stockholders for the third quarter 1996 was $0.76 based on average shares outstanding of approximately 6,907,600 compared to $0.92 in the third quarter of 1995 based on average shares outstanding of approximately 7,021,800.

COMPARISON OF YEAR-TO-DATE RESULTS FOR
1996 WITH 1995

        Net premiums written for the nine months ended September 30, 1996 decreased 27.1% to $43,858,000 from $60,191,000 for the corresponding period of 1995. Gross premiums written for the nine months ended September 30, 1996 decreased 25.7% to $44,705,000 from $60,191,000 for the comparable period of 1995. Net premiums earned for the nine months of 1996 decreased 22.4% to $40,322,000 from $51,938,000 in the corresponding period of 1995. Gross written, net written and net earned premiums for the nine months ended September 30, 1996 declined from prior year levels as Transnational Re continued its planned response to the increased competitive trends that have characterized the property and marine retrocessional reinsurance market since 1995.

        Until 1996, Transnational Reinsurance had not maintained any retrocessional coverage for its exposures on business written since the closing of the Offering, and had established its underwriting guidelines based upon the assumption that it would not purchase retrocessional coverage. However, as the cost of catastrophe retrocessional facilities has declined, Transnational Reinsurance has begun selectively to purchase such coverages in 1996. Ceded premiums written for the nine months ended September 30, 1996 was $847,000 compared to $0 for the corresponding period of 1995.

        The loss ratio was 37.8% for the nine months ended September 30, 1996 compared with 28.4% for the corresponding period of 1995. The loss ratio for the nine months of 1996 reflected net incurred catastrophic losses of $8,154,000 for 1996 and prior accident years as compared with $9,186,000 in the same period of 1995 for 1995 and prior accident years.

        Significant losses affecting the nine months ended September 30, 1996 loss ratio are as follows:


        Loss Event                                        Amount of Losses
        ----------                                        ----------------
                                                            (in thousands)
        Hurricane Luis                                         $3,683
        Large risk losses                                       3,161
        Hurricane Fran                                          2,000


        Significant losses affecting the nine months ended September 30, 1995 loss ratio are as follows:


        Loss Event                                        Amount of Losses
        ----------                                        ----------------
                                                            (in thousands)
        Hurricane Marilyn                                      $7,000
        Kobe, Japan Earthquake                                  1,500


        The provision for losses and loss expenses includes the effect of foreign exchange movements on Transnational Re's liability for losses and loss expenses, resulting in a foreign currency exchange gain of $50,000 for the first nine months of 1996 compared to a gain of $29,000 for the corresponding period of 1995.

        During the nine months ended September 30, 1996, Transnational Re experienced a deficiency of $5,549,000 net for prior year losses and loss expenses primarily due to development on Hurricane Luis. The loss ratio for the comparable period in 1995 was unfavorably affected by increases to reserves of $2,759,000 net for prior year losses and loss expenses.

        The underwriting expense ratio was 29.5% for the nine months ended September 30, 1996 compared with 24.2% for the corresponding period of 1995. The increase was principally due to an increase in contingent commissions payable to clients related to profitable business and the decline in premiums earned. As a result of the above, the combined ratio was 67.3% for 1996 compared with 52.6% for 1995.

        Under the terms of the Management Agreement with PXRE Reinsurance, Transnational Re incurred management fees of $2,235,000 (5% of gross written premiums) for the nine months ended September 30, 1996 compared to $3,010,000 in the corresponding period of 1995. These fees are expensed as the related premiums are earned, and accordingly management fee expense for the nine months of 1996 was $2,016,000 compared to $2,597,000 in the corresponding period of 1995.

        Other operating expenses decreased to $2,402,000 for the nine months ended September 30, 1996 from $2,881,000 for the corresponding period of 1995. Other operating expenses reflect foreign currency exchange losses of $109,000 for the nine months ended September 30, 1996 compared to gains of $20,000 for the corresponding period of 1995. Officers incentive plan expenses amounted to $922,000 in the nine months of 1996 compared with $1,409,000 in the similar period last year.

        Net investment income for the nine months ended September 30, 1996 increased 18.7% to $7,918,000 from $6,673,000 for the corresponding period of 1995. The increase in net investment income was caused by an increase in average investments for the nine months of 1996 compared with the year-earlier period and an increase in Transnational Re's pre-tax investment yield to 5.9% for the nine months of 1996 from 5.7% in the corresponding period of 1995, both calculated using amortized cost and investment income gross of investment expenses. Net realized investment losses for the nine months ended September 30, 1996 were $205,000 compared with $558,000 for the corresponding period of 1995.

        For the reasons discussed above, net income was $14,228,000 for the nine months ended September 30, 1996 compared to $20,426,000 for the corresponding period of 1995. Net income per common share available to Transnational Re's Class A and Class B common stockholders for the nine months ended September 30, 1996 was $2.05 based on average shares outstanding of approximately 6,943,600 compared to $2.88 based on average shares outstanding of approximately 7,102,100 in the year earlier-period.

LIQUIDITY AND CAPITAL RESOURCES

        Transnational Reinsurance's results may be influenced by a variety of factors, the frequency and severity of catastrophe and other loss events, changes in the property and casualty reinsurance market, insurance regulatory changes and changes in general economic conditions. Transnational Reinsurance's ability to pay dividends to Transnational Re is subject to provisions of the Connecticut insurance law restricting the ability of Connecticut insurance companies to make certain dividends and distributions without prior regulatory notification and approval. Connecticut insurance law provides that the maximum amount of dividends or other distributions that Transnational Reinsurance may declare or pay to Transnational Re within any twelve-month period, without regulatory approval, is limited to the lesser of (a) earned surplus or (b) the greater of 10% of policyholder' surplus at December 31, of the preceding year or 100% of net income for the twelve-month period ended December 31 of the preceding year, all determined in accordance with SAP. As of December 31, 1995, Transnational Reinsurance had earned surplus of approximately $35,004,000, policyholder' surplus of $151,924,000 and its net income for 1995 was $26,674,000. The maximum amount of dividends or distributions that Transnational Reinsurance may declare and pay in 1996, without regulatory approval, is therefore $26,674,000. Transnational Reinsurance paid $5,000,000 in dividends to Transnational Re during the nine months ended September 30, 1996.

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

        For the nine months ended September 30, 1996 and 1995, Transnational Re's net cash flow provided by operations was $21,394,000 and $28,815,000, respectively. The nine months ended September 30, 1996 reflected lower premiums written and higher loss payments, offset in part by the timing of other underwriting and operating payments.

        Transnational Re's management has established general procedures and guidelines for its investment portfolio and oversees investment management carried out by Phoenix Duff & Phelps Corporation, a public majority-owned subsidiary of Phoenix Home Life Mutual Insurance Company, under an investment advisory agreement. Although these investment guidelines stress conservation of principal, diversification of risk, and liquidity, investments are subject to market-wide risks and fluctuations, as well as risk inherent in particular securities. As at September 30, 1996, Transnational Re's investment portfolio consisted solely of fixed maturities and short-term investments. Although Transnational Re's investment portfolio does not currently include any equity securities, Transnational Re may in the future determine to invest a portion of its investment portfolio in equity securities. The investment policies and all investments of Transnational Re are approved by its Board of Directors.

        Of Transnational Re's fixed maturities portfolio as at September 30, 1996, 98.7% of the fair value was in obligations rated "Aa" or "AA" or better by Moody's Investors Service, Inc. or Standard & Poor's Corporation, respectively, or in government or government-backed securities. Mortgage-backed and asset-backed securities (principally GNMAs) accounted for 26.7% of fixed maturities based on fair value at September 30, 1996. In addition, Transnational Re has no investments in real estate or commercial mortgage loans. The average market yield to maturity of Transnational Re's fixed maturities portfolio at September 30, 1996 and 1995 was 5.9% and 4.6%, respectively.

        Fixed maturity investments are reported at fair value, with the net unrealized gain or loss, net of tax, reported as a separate component of stockholders' equity. Transnational Re recorded directly to equity a $2,004,000 after-tax unrealized decline in the value of its portfolio ($0.29 book value per share) during the nine months of 1996, including an after-tax unrealized gain of $298,000 in the third quarter of 1996 ($0.04 book value per share), the latter reflecting the effect of decreasing interest rates during the third quarter of 1996. Short-term investments are carried at amortized cost which approximates fair value. Transnational Re's short-term investments (principally high grade commercial paper) were $37,736,000 at September 30, 1996 compared to $26,357,000 at December 31, 1995.

        Book value per common share was $25.15 at September 30, 1996.

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

        During the third quarter of 1996, Transnational Re declared a quarterly dividend on its common stock of $0.05 per share. The expected annual dividend, based on shares outstanding at September 30, 1996, is approximately $1,380,000.

        In November 1994, Transnational Re's Board of Directors authorized the repurchase of up to 500,000 shares of its Class A Common Stock from time-to-time in open market or private block purchase transactions. Through September 30, 1996, Transnational Re has expended approximately $7,774,000 to repurchase a total of 384,600 shares. No shares were repurchased since the first quarter of 1996.

        In March 1995, Transnational Re and PXRE entered into a joint venture arrangement to trade in catastrophe futures and options contracts on the CBOT. Transnational Re and PXRE have each contributed $2.5 million to capitalize this venture. Although the joint venture has developed a number of trading strategies, the low level of activity in the CBOT market for catastrophe futures has kept trade volume to a minimum through September 30, 1996.

        As of September 30, 1996, Transnational Re had no material commitments for capital expenditures.

INCOME TAXES

        Transnational Re's effective tax rate for the nine months ended September 30, 1996 and 1995 was 31.9% and 33.5%, respectively. The effective tax rates differ from the applicable federal statutory tax rates due to tax exempt interest income and state and local taxes.

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

        As reported in the Form 10-Q for the quarter ended June 30, 1996, on May 15, 1996, a putative class action lawsuit (the "Action") was filed in the Court of Chancery of the State of Delaware which names Transnational Re, the directors of Transnational Re and PXRE as defendants. On or about August 23, 1996, an agreement in principle was reached to settle the Action pursuant to terms reflected in a memorandum of understanding and subject to agreement upon final settlement documentation, confirmatory discovery and Court approval (the "Settlement"). A Stipulation of Settlement reflecting the terms of the Settlement was filed with the court on October 28, 1996. On October 29, 1996, the Court issued an Order (i) preliminarily certifying the Action as a class action by the named representative for settlement purposes only, (ii) scheduling a hearing to be held on December 10, 1996 to (a) determine whether Plaintiff adequately represents the Class and whether the Action can be maintained as a class action, (b) consider any objections to the Settlement and determine whether it is fair, reasonable and adequate to the stockholders of Transnational Re and (c) consider class counsel's application for attorney's fees, (iii) directing the provision of notice of the Action and the Settlement (including the release contemplated being effected by the entry of a final judgment in the Action) to the record holders of Transnational Re stock from May 10, 1996 through the date of the mailing of notice, and (iv) enjoining class members, pending the final determination of whether the Settlement should be approved and a final judgment issued, from instituting or prosecuting any claim contemplated being released by the Settlement.

Item 6.        Exhibits and Reports on Form 8-K

               (a)    Exhibits:

                      Exhibit No. -         Description
                      None.

               (b)    Reports on Form 8-K

        Transnational Re filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 22, 1996 containing, under the heading "Other Events", a description of the proposed merger between Transnational Re and PXRE.

        Transnational Re filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 26, 1996, indicating, under the head "Other Events", that an agreement in principle had been reached to settle the lawsuit described in Item 1 above.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TRANSNATIONAL RE CORPORATION




November 13, 1996                           By:/s/ Sanford M. Kimmel
                                            ------------------------
                                            Sanford M. Kimmel
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer